Form 10-Q
period 2020-09-30
Hub Deals Corp.
filed 2021-02-17
CIK 1804506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 333-236684

HUB DEALS CORP.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Rector Place, Suite 17F

New York, New York 10280

(Address of principal executive offices, zip code)

(646) 928-2902

(Registrant’s telephone number, including area code)

_______________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 11, 2021, there were 193,056,000 shares of common stock, $0.001 par value per share, outstanding.

HUB DEALS CORP.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Hub Deals Corp., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to product demand, market and customer acceptance, competition, pricing, the exercise of the control over us by William Drury, the Company’s sole officer and director and majority shareholder, and development difficulties, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS.

Hub Deals Corp.
(Formerly Century Gold Ventures Inc.)
Consolidated Balance Sheet

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$-	$141
Inventory	-	596,900
Total current assets	-	597,041

Other assets:
Inventory	596,900	-
Other assets	3,300	3,300
Total other assets	600,200	3,300

Total Assets	$600,200	$600,341

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$15,651	$17,556
Shareholder advances	164,716	126,692
Notes payable - related party	972	972
Notes Payable - convertible	200,000	200,000
Total current liabilities	381,339	345,220

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value; 74,999,999 shares authorized, -0- shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Series A preferred stock, $0.001 par value; 1 share authorized, issued and and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized 193,056,000 issued and outstanding as of September 30, 2020 and December 31, 2019	193,056	193,056
Additional paid-in capital	1,708,375	1,708,375
Stock to be issued	7,405	-
Accumulated deficit	(1,689,975)	(1,646,310)
Total stockholders' equity	218,861	255,121

Total Liabilities and Stockholders' Equity	$600,200	$600,341

The accompanying notes are an integral part of these financial statements.

Hub Deals Corp.
(Formerly Century Gold Ventures Inc.)
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating expenses:
Stock based compensation	$1,700	$-	$2,225	$5,550
Professional fees	1,650	6,070	4,075	13,470
Other general and administrative expenses	10,682	13,124	37,365	37,234
Total operating expenses	14,032	19,194	43,665	56,254

Net operating loss	(14,032)	(19,194)	(43,665)	(56,254)

Net income (loss)	$(14,032)	$(19,194)	$(43,665)	$(56,254)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	193,056,000	190,957,565	193,056,000	64,352,000

The accompanying notes are an integral part of these financial statements.

Hub Deals Corp.
(Formerly known as Cassidy Ventures, Inc.)
Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2020 & 2019

	Common Stock		Preferred Stock		Additional Paid-In	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	To Be Issued	Deficit	Deficiency
For the Three Months Ended September 30, 2019
Balance at 6/30/2019 (Unaudited)	-	$-	1	$-	$1,928,440	$-	$(1,603,787)	$324,653

Shares issues with reverse merger	501,000	501		-	(501)	-		-
Reverse merger new shares	192,555,000	192,555		-	(219,564)	-		(27,009)
Net loss							(19,194)	(19,194)

Balance at 9/30/2019 (Unaudited)	193,056,000	$193,056	1	$-	$1,708,375	$-	$(1,622,981)	$278,450

For the Nine Months Ended September 30, 2019
Balance at 12/31/2018	-	$-	1	$-	$1,922,890	$-	$(1,566,728)	$356,162

Issuance of common stock for services	555,000	555			5,494	-		6,049
Reverse merger - remove shares	(555,000)	(555)			56	-		(499)
Shares issues with reverse merger	501,000	501			(501)	-		-
Reverse merger new shares	192,555,000	192,555			(219,564)	-		(27,009)
Net loss							(56,253)	(56,253)

Balance at 9/30/2019 (Unaudited)	193,056,000	$193,056	1	$-	$1,708,375	$-	$(1,622,981)	$278,450

For the Three Months Ended September 30, 2020
Balance at 6/30/2020 (Unaudited)	193,056,000	$193,056	1	$-	$1,708,375	$-	$(1,675,943)	$225,488

Common Stock to be issued						7,405		7,405
Net loss							(14,032)	(14,032)

Balance at 9/30/2020 (Unaudited)	193,056,000	$193,056	1	$-	$1,708,375	$7,405	$(1,689,975)	$218,861

For the Nine Months Ended September 30, 2020
Balance at 12/31/2019	193,056,000	$193,056	1	$-	$1,708,375	$-	$(1,646,310)	$255,121

Common Stock to be issued						7,405		7,405
Net loss							(43,665)	(43,665)

Balance at 9/30/2020 (Unaudited)	193,056,000	$193,056	1	$-	$1,708,375	$7,405	$(1,689,975)	$218,861

The accompanying notes are an integral part of these financial statements.

Hub Deals Corp.
(Formerly Century Gold Ventures Inc.)
Statements of Cash Flow (Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net income (loss)	$(43,665)	$(56,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,225	5,550
Changes in operating assets and liabilities:
Due from related party	-	(8,455)
Prepaid expenses	-	1,500
Accounts payable	3,275	9,695
Net cash used in operating activities	(38,165)	(47,964)

Cash flows from financing activities
Proceeds from shareholder advances	38,024	39,325
Proceeds from 3rd party cash advance	-	10,000
Net cash provided by financing activities	38,024	49,325

Net increase (decrease) in cash	(141)	1,361
Cash - beginning of the period	141	63
Cash - end of the period	$-	$1,424

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HUB DEALS CORP.

(Formerly Century Gold Ventures Inc.)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2020 and 2019

NOTE 1 – NATURE OF OPERATIONS

Hub Deals Corp. (the “Company”) is a private corporation incorporated on June 7, 2001, under the laws of the State of Nevada as Newark Valley Resources Inc.  On March 6, 2002, the Company changed its name from Newark Valley Resources Inc. to American Oil & Gas Inc., and on December 20, 2002, changed its name to North American Oil & Gas Inc.  The Company operated as an oil and gas exploration company until December 31, 2002 when it sold its wholly-owned US subsidiary which held all its oil and gas leases.  The Company was inactive and not in good standing with the State of Nevada until March 11, 2013 when it was reinstated.  Also, on March 11, 2013 the Company changed its name to Century Gold Ventures Inc. On April 14, 2018, the Company change its name to Hub Deals Corp.  The Company’s principal office is located at 297 President Street, Brooklyn, NY 11231.

The Company operates a high-end, luxury products auction website, hubdeals.com.  Hubdeals.com is designed as an innovative ecommerce interactive platform featuring fine art, collectables, antiques, jewelry, watches, cars, boats, airplanes and real estate. Hubdeals.com offers clients opportunities to transact with private sellers, galleries, airplane, yacht and automobile brokers, and diamond wholesalers anytime, anywhere, online or by mobile device.  The Company provides a hub for sellers to post products that they will sell, barter, or a combination of both, via an interactive technology.  The Company plans to generate revenues through interactive reverse auction sales/barter via our e-commerce platform.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 year end.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and disclosures necessary for comprehensive presentation of financial position, results of operations or cash flow. However, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2019, and notes thereto included in the Company’s annual report on amended Form S-1 as filed on August 24, 2020.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.  See Note 3 regarding going concern matters.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2020 and December 31, 2019, respectively, the Company had $-0- and $141 of unrestricted cash to be used for future business operations.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At times, the Company's bank deposits may exceed the insured amount.  Management believes it has little risk related to the excess deposits.

Inventory

The Company’s inventory consist of rate art and stamps Inventories are valued at the lower of cost or market (based on third-party appraisals).  Management compares the cost of inventories with the market value and allowance is made to write down inventories to market value, if lower.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, prepaid expenses, accounts payable, accrued expenses, notes payable, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. After December 15, 2018, the scope of Topic 718, Compensation—Stock Compensation, was expanded to include share-based payments issued to nonemployees for goods and services. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

Total stock-based compensation amounted to $1,700 and $-0- for the three months ended September 30, 2020 and 2019, respectively, and $2,225 and $5,550 for the nine months ended September 30, 2020 and 2019, respectively.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2019, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2018 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company is in the development stage and has generated minimal revenues from operations.  Once the Company has commenced operations, the Company will recognize revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”).   The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

Basic Income (Loss) Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. As of September 30, 2020, the Company has no options or warrants outstanding. At September 30, 2020, the total shares issuable upon conversion of convertible notes payable and to third parties would be 20,000,000 shares of the Company’s common stock.

Related Parties

The registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, ”Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective as of November 5, 2018. The adoption of this final rule did not have a material impact on the financial statements.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement Reporting, Comprehensive Income (Topic 220). Effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this final rule did not have a material impact on the financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effect ASU 2019-12 will have on the consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Capitalization

Only assets with a cost of $5,000 and a useful life of over 2 years are capitalized.  All other costs are expensed in the period incurred.

NOTE 3 – REVERSE ACQUISITION

On July 1, 2019, the Company, entered into a Share Exchange Agreement between the Company, Hub Deal Corp., and the holders of common stock of Hub Deals Corporation (the “Accounting Entity”), which consisted of 67 stockholders. The Accounting Entity was incorporated on January 13, 2016, in Delaware as on-line auction for rare art, stamps, and other valuable assets.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 192,555,000 shares of Company’s common stock in consideration for all the issued and outstanding shares in the Accounting Entity (the “Share Exchange”). The effect of the issuance is that the former Accounting Entity stockholders obtained approximately 99.7% of the then issued and outstanding shares of common stock of the Company, and the Accounting Entity became a wholly-owned subsidiary of the Company and now represents the Company’s principal business.

As a result of the Share Exchange, William Drury, the Company’s sole member of the Board of Directors, is the holder of 42,678,333 shares, or 20.0%, of the outstanding common stock of the Company on a fully diluted basis.

The Share Exchange between the Company and Accounting Entity was treated as a reverse acquisition for financial statement reporting purposes with the Accounting Entity deemed the accounting acquirer and the Company deemed the accounting acquire. Accordingly, the Accounting Entity’s assets, liabilities and results of operations became the historical financial statements of the Company. No step-up in basis or intangible assets or goodwill was recorded in this transaction. The 501,000 outstanding shares of Company’s common stock prior to the Share Exchange, were considered to be shares issued upon the reverse acquisition.

At the effective time of the merger, the Company changed its fiscal year from February 28 to a calendar year end of December 31 to coincide with the calendar fiscal year end of the Accounting Entity.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date of the Legal Entity.

Prepaid expenses	$2,500
Accounts payable	(190)
Due to a related party	(9,205)
Shareholder Advances	(19,142)
Notes payable related party	(972)

Total consideration	$(27,009)

Pro-Forma Financial Information

The following unaudited pro forma data summarizes the results of operations for the year ended February 28, 2019, as if the Merger between the Company, and Accounting Entity had been completed on February 28, 2019. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place on February 28, 2019.

HUB DEALS CORP.

UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT

For the Periods Ended February 28, 2019

	Hub Deals Corp Legal Entity	Hub Deals Corporation Accounting Entity
	Unaudited	Unaudited
	Fiscal Year Ended February 28, 2019	Twelve Months Ended February 28, 2019	Combined Historical	Proforma Adjustments	Combined Proforma

Revenues	-	6,500	6,500	-	6,500
Cost of Revenues	-	6,500	6,500	-	6,500
Gross Margin	-	-	-	-	-

Operating expenses:
General and administrative	3,170	55,572	58,742	-	58,742
Loss to reduce inventory to lower of cost or market		287,448	287,448		287,448
Total costs and expenses	3,170	343,020	346,190	-	346,190

Net loss attributable to common stock	$(3,170)	$(343,020)	$(346,190)	$-	$(346,190)

Net loss per share - basic and diluted	$(0.006)	-	-	-	$(0.000)

Weighted average number of shares outstanding - basic and diluted	500,000	-	-	-	192,965,479

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Hub Deals Corp. will continue as a going concern.  The Company has a working capital deficit, the last sale reported was in March 2018, and has incurred losses from operations of $43,665 for the nine months ended September 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional debt or capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by debt and equity financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $1,689,975 as of September 30, 2020. Management continues to seek funding from its shareholders and other qualified investors.

NOTE 5 – INVENTORY

Inventories are as follows:

Description	September 30, 2020	December 31, 2019

Rare Postage Stamps	$296,300	$296,300
Rare Art	300,600	300,600

Total	$596,900	$596,900

The Company purchased the inventory during the years ended December 31, 2017 and 2016 in exchange for restricted shares of the Company’s common stock and a convertible note payable.  During 2018, the Company contracted a third-party appraiser to value the inventory. The appraised value of the rare postage stamps and art was $1,089,900 and $1,490,600, respectively, for an aggregate of $2,580,500. On the September 30, 2020, due to the delayed execution of the Company’s business plan, the Company reclassed the inventory from current assets to other assets in the accompanying consolidated balance sheet.

NOTE 6 – OFFICE SPACE LEASE

On March 1, 2020, the Company signed a twelve-month lease agreement for office space.  The lease starts on March 1, 2020 and ends on February 28, 2021. The monthly rental is $3,750 and an aggregate of $45,000 over the term of the lease. A rental deposit of $3,300 is reported in other assets on the accompanying balance sheet.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On August 18, 2017, the Company issued a $67,000 convertible promissory note to a corporation for working capital. The note does not bear interest and has a maturity date of December 31, 2018. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $0.01 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option is $-0-. The unpaid balance was $67,000 at September 30, 2020 and December 31, 2019. The Company is not compliant with the repayment terms of the note.

On August 18, 2017, the Company issued a $67,000 convertible promissory note to an individual for working capital. The note does not bear interest and has a maturity date of December 31, 2019. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.01 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option is $-0-. The unpaid balance was $67,000 at September 30, 2020 and December 31, 2019.

On September 25, 2017, the Company issued a $66,000 convertible promissory note to a corporation to purchase rare stamps. The loan does not bear interest and has a maturity date of December 31, 2018. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.01 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option is $-0-. The unpaid balance including was $66,000 at September 30, 2020 and December 31, 2019.  The Company is not compliant with the repayment terms of the note.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company owed $164,716 and $126,692 as of September 30, 2020 and 2019, respectively, to its Director and another related party.

NOTE 9 – STOCKHOLDERS EQUITY

The Company has 500,000,000 common shares authorized at $0.001 par value per share and 74,999,999 “blank check” preferred shares authorized at a par value of $0.001 per share.

The Company has one share authorized and issued of Series A Preferred Stock to the Company’s CEO.

On April 11, 2019, the shareholders of Hub Deals Corp approved a 1-for-1000 reverse split. Thereafter, the Company filed a Certificate of Amendment with the State of Nevada, effective on April 16, 2016, contemplated 1-for-1000 reverse split. During April 2019 and in accordance with SEC Rule 10b-17 and FINRA Rule 6490, the Company submitted documents and other information to FINRA in furtherance of pursuing and obtaining approval of the subject reverse stock split. The Company also submitted additional documents requested by, and necessary to obtain approval of, FINRA in connection with the subject reverse stock split. FINRA and the transfer agent recognized the split on May 15, 2019. The authorized shares did not change in connection with the split and will remain at 500,000,000 shares of common stock and 75,000,000 shares of (“blank check”) preferred stock.

On July 13, 2019, the Company signed an agreement with a consultant for accounting services to the Company. The consultant is compensated with cash and paid $35 per hour in unregistered shares of the Company’s common stock based on the average closing price of the Company’s common stock 5 (five) days prior to date of each invoice. The consultant is owed 640,500 shares or $0.01 per share. In addition, the consultant was granted 100,000 unregistered shares of the Company’s common stock upon signing this agreement.  These shares were valued at $0.01 per share or $1,000.  As of September 30, 2020, the shares have not been issued to the consultant.

On July 1, 2019, the Company, entered into a Share Exchange Agreement between the Company, Hub Deal Corp., and the holders of common stock of Hub Deals Corporation. See Note 3.  The Company issued 192,555,000 shares of Company’s common stock in consideration for all the issued and outstanding shares in the Hub Deals Corporation. The 501,000 outstanding shares of Company’s common stock prior to the Share Exchange, were considered to be shares issued upon the reverse acquisition.  The aggregate shares issued was 193,056,000.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2020 up through the effective date of this Quarterly Report.  During this period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Hub Deals Corp., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2019 audited financial statements and related notes included in the Company’s Amendment No. 2 to Form S-1 (File No. 333-236684; the “Form S-1”), as filed with the Securities and Exchange Commission on August 24, 2020.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on June 7, 2001, and has established a fiscal year end of June 30.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form S-1, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Significant Accounting Policies in the accompanying Notes to the Financial Statements.

PLAN OF OPERATION

Our plan of operation for the following twelve months is as follows:

We are in the early stages of the development of our business and have realized no revenues from our business.  Over the next 12 month period, we plan to raise capital to continue offering our services and make sales.

Over the 12 month period starting upon the effective date of our registration statement on Form S-1, we plan to raise capital to continue offering our services and make sales. The amount of the offering will likely allow us to operate for at least one year however, due to the fact that there is no minimum on sold shares, you may be investing in a company that will not have the funds necessary to fully develop its plan of operations.

The Company has $0 cash and cannot satisfy its cash requirements to continue operations. If we fail to complete the offering, even at the minimum subscription level, we may have to cease our operations. As of September 30, 2020, we had a working capital deficit of $(381,339).

The minimum amount of proceeds we will need to raise in order to have an operating business and to meet our reporting requirements is $25,000. If less than $25,000 is received we will have to cease operations.

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

The Company had no revenues for the three and nine months ended September 30, 2020 and 2019.

For the three-month period ended September 30, 2020, we incurred total operating expenses of $14,032, consisting of stock-based compensation of $1,700, professional fees of $1,650, and general and administrative expenses of $10,682.  For the three-month period ended September 30, 2019, we incurred total operating expenses of $19,194, consisting of professional fees of $6,070, and general and administrative expenses of $10,682.

We incurred a net loss of $14,032 for the three months ended September 30, 2020, compared to a net loss of $19,194 for the three months ended September 30, 2020.  The decrease in net loss was due primarily to a  decrease of $4,420 of professional fees and a decrease of $2,442 of other general and administrative expenses.

For the nine-month period ended September 30, 2020, we incurred total operating expenses of $43,665, consisting of stock-based compensation of $2,225, professional fees of $4,075, and general and administrative expenses of $37,365.  For the nine-month period ended September 30, 2019, we incurred total operating expenses of $56,254, consisting of stock-based compensation of $5,550, professional fees of $13,470, and general and administrative expenses of $37,234.

We incurred a net loss of $43,665 for the nine months ended September 30, 2020, compared to a net loss of $46,870 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

At September 30, 2020, we had a cash balance of $0 and total current liabilities of $381,339.  Our working capital balance at September 30, 2020, was $(381,339).  We do not have sufficient cash on hand to fund our ongoing operational expenses at all.  We will need to raise at least $250,000 to commence our plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or a debt financing.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.  We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

As at September 30, 2020, our total assets were $600,200, consisting primarily of $596,900 of inventory.

As at September 30, 2020, our current liabilities were $381,339, and stockholders’ equity of $218,861.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  Net cash used in operations was $38,165 and $47,964 for the nine months ended September 30, 2020 and 2019, respectively.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020 and 2019, net cash flows provided by financing activities was $38,024 and $49,325, respectively.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2020.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK:

Exhibit	Description
2.1	Share Exchange Agreement, dated November 8, 2017, by and between Hub Deals Corp., a Nevada corporation, and Hub Deals Corporation, a Delaware corporation (1)
3.1.1	Articles of Incorporation, dated June 7, 2001 (1)
3.1.2	Certificate of Amendment, dated March 6, 2002 (1)
3.1.3	Certificate of Amendment, dated December 19, 2002 (1)
3.1.4	Application for Reinstatement, dated March 11, 2013 (1)
3.1.5	Certificate of Amendment, dated June 17, 2013 (1)
3.1.6	Certificate of Change, dated June 17, 2013 (1)
3.1.7	Certificate of Designation, dated March 23, 2018 (1)
3.1.8	Certificate of Amendment, dated April 17, 2018 (1)
3.1.9	Certificate of Change, dated April 16, 2011 (1)
3.2	Bylaws of the Registrant (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-236684), filed with the Securities and Exchange Commission on February 27, 2020.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUB DEALS CORP.
(Name of Registrant)

Date: February 17, 2021	By:	/s/ William Drury
Name: William Drury
Title: President and Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

